Form 10-K
period 1993-12-31
COUNTRYWIDE MORTGAGE OBLIGATIONS III INC
filed 1994-03-30
CIK 775748

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

Commission file number:  33-65
                         33-3274
                         33-8705

                   COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   95-4111803
   (State or other jurisdiction                      (I.R.S. Employer
        of incorporation)                           Identification No.)


35 North Lake Avenue, Pasadena, California              91101-1857
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements or the past 90 days. Yes X No
                                              ---     ---

   All 1,000 shares of the registrant's issued and outstanding Common Stock are owned by Countrywide Mortgage Investments, Inc.

   The Registrant meets the conditions set forth in General Instruction (J)(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed by General Instruction (J)(2).

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

                                     PART I

ITEM 1.  BUSINESS
- -------  --------

Countrywide Mortgage Obligations III, Inc. (the "Registrant" or the "Company"), a Delaware corporation, was organized in the State of Delaware on March 26, 1987 as a qualified real estate investment trust ("REIT") subsidiary of its parent, Countrywide Mortgage Investments, Inc. ("CMI" or the "Parent"). CMI, incorporated in Maryland on July 16, 1985 and reincorporated in Delaware on March 6, 1987, is a publicly traded REIT which prior to 1993 was primarily a passive investor in single-family, first-lien, residential mortgage loans and mortgage-backed securities. In 1993, the Parent adopted a new operating plan which established another subsidiary as a jumbo and nonconforming mortgage loan conduit. As part of its new plan, the Parent has also commenced warehouse lending operations which provide short-term revolving financing to certain mortgage bankers.

The Registrant was organized for the purpose of issuing and selling collateralized mortgage obligations ("CMOs") which may be collateralized by any of the following instruments (the "Collateral"):

   (i) mortgage loans, certificates or other securities issued or guaranteed by the Government National Mortgage Association ("GNMA Certificates");

   (ii) mortgage loans, certificates or other securities issued or guaranteed by the Federal National Mortgage Association ("FNMA Certificates");

   (iii) mortgage loans, certificates or other Federal Home Loan Mortgage Corporation ("FHLMC securities issued or guaranteed by the Certificates"); and

   (iv)   mortgage loans or other types of mortgage-related securities.

Pursuant to a transfer agreement, dated May 1, 1987, the Registrant became the depositor and holder of 100% of the equity interest in Countrywide Mortgage Trust 1987-I (the "Trust"), a Delaware common law business trust established for the sole purpose of issuing its Collateralized Mortgage Obligations, Series W-2, in the aggregate principal amount of $47.6 million. The previous depositor and equity holder was Countrywide Mortgage Obligations II, Inc., a limited purpose finance corporation whose stock is wholly owned by CMI.

On September 15, 1987, Countrywide Mortgage Obligations, Inc. ("CMO"), a limited purpose subsidiary of CMI, merged with the Registrant. CMO, a Maryland corporation, was a REIT organized for the purpose of issuing and selling CMOs. As a result of the merger, the Registrant assumed all of the rights, privileges, powers, franchises, debts, liabilities and duties of CMO.

CMO was, and the Registrant as successor to CMO is, the issuer of 15 series of CMOs with an aggregate initial principal amount of $1.7 billion. One of these series was redeemed in 1992 and two were redeemed in 1993. In connection with the merger, the Registrant entered into Indenture Supplements, each dated September 1, 1987 (the "Indenture Supplements"), by and among the Registrant, CMO and each of the trustees under the Indentures pursuant to which the CMOs were issued and outstanding (the "Indentures"). Under the Indenture Supplements, the Registrant, as successor issuer, assumed all the representations, warranties, covenants and agreements of CMO contained in each Indenture, each series supplement with respect to each Indenture, and each CMO issued thereunder and agreed to be bound by and to comply with the terms thereof.

On November 20, 1990, the Registrant entered into a Trust Agreement with Wilmington Trust Company creating the Countrywide Cash Flow Bond Trust (the "CCFBT"). The CCFBT is a Delaware common law business trust created for the purpose of issuing cash flow bonds secured by the residual cash flows and other property of certain of the outstanding series of CMOs (the "Cash Flow Bonds"). (The CMOs and the Cash Flow Bonds are sometimes referred to collectively as the "CMOs.") The residual cash flows, which prior to transfer to the CCFBT belonged to the Registrant, represent the funds remaining after the payment of the principal and interest on and certain other obligations with respect to a series of CMOs. On November 21, 1990, the CCFBT issued bonds with an aggregate principal amount of $28.1 million secured by the residual cash flows and certain other property from the Registrant's Collateralized Mortgage Obligations Bonds Series E, F, G, I, J, K, and L. The Registrant as the sole beneficiary of the CCFBT received the proceeds from the issuance of the Cash Flow Bonds and loaned the proceeds to CMI.

Each series of CMOs issued by the Registrant as successor to CMO, or the Trust, is secured by FNMA Certificates, FHLMC Certificates (collectively "Certificates") or whole mortgage loans which were received from CMI at the time of issuance of each series. Substantially all of such Certificates or whole mortgage loans were subject to certain indebtedness incurred by CMI in connection with the acquisition of the Certificates, the acquisition of the mortgage loans underlying the Certificates, and the acquisition of the whole mortgage loans. Concurrently with the issuance of each series of CMOs, substantially all of the net proceeds from the sale of each series of CMOs were used to repay the indebtedness incurred by CMI and to release the respective liens on the Certificates or whole mortgage loans pledged to secure each series of CMOs. The pool of Certificates or whole mortgage loans were then pledged to a trustee under an indenture pursuant to which a series of CMOs was issued, free and clear of any liens and encumbrances, as collateral for the CMOs.

Each series of CMOs is fully payable from the principal and interest payments on the underlying Certificates or whole mortgage loans collateralizing such series, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the CMOs, plus any investment income on such collateral. Distributions of principal and interest on the Certificates are made directly to the appropriate trustee for payment to the holders of such CMOs. Payments of principal and interest on whole mortgage loans are collected by the servicer and subsequently remitted to the trustee. Although the CMOs are recourse obligations of the Registrant, the Registrant does not have, nor does it anticipate having, any significant assets not pledged as collateral for specific series of CMOs.

In general, each series of CMOs consists of various classes. Except in certain circumstances relating to optional redemption of CMOs, the classes of CMOs are retired in order of maturity. The class of CMOs with the earliest maturity receives all principal payments until it is paid in full so that no payment of principal will be made on a particular class of CMOs until all classes of CMOs with earlier maturities are retired.

The table below gives additional information with respect to each series of CMOs (Dollar amounts in thousands):


                                             WEIGHTED AVERAGE        PRINCIPAL
                                RANGE OF      INTEREST RATE           BALANCE
                    TYPE         STATED          OF CMOs              OF CMOs
                     OF         MATURITY          AS OF                AS OF
   SERIES        COLLATERAL       DATES     DECEMBER 31, 1993    DECEMBER 31, 1993
- ------------   --------------   ---------   ------------------   ------------------

     A             FHLMC        2005-2016         11.00%             $  9,951
     E             FHLMC        2004-2016          8.85%               10,953
     F             FHLMC        2005-2016          9.55%               14,804
     G             FHLMC        2008-2016          9.55%               15,479
     H             FHLMC        2005-2016          9.33%               20,356
     I             FHLMC        2005-2016          9.45%               15,983
     J             FHLMC        2009-2016          9.10%                9,146
     K             FHLMC        2002-2016          9.53%               11,967
     L             FHLMC        2004-2016          9.27%               13,399
     M             FHLMC        2001-2017          8.72%               23,292
     N             FHLMC        1999-2017          8.75%               42,933
     W-1        WHOLE LOANS     2008-2016          9.55%                2,948
     W-2        WHOLE LOANS     2008-2017          8.88%                3,426
     CCFBT           *          1998-2012          8.77%               35,734
                                                                     --------

                                                                      230,371
Unamortized discounts, net                                             (6,744)
                                                                     --------

                                                                     $223,627
                                                                     ========

*Collateralized by residual cash flows and remaining property of Series E, F, G, I, J, K, and L.

Pursuant to an agreement (the "Management Agreement") between CMI and Countrywide Asset Management Corporation ("CAMC"), an affiliate of Countrywide Funding Corporation ("CFC"), CAMC provides certain managerial services and activities for the Registrant, subject to supervision by CMI's Board of Directors. For 1992, CAMC received a management fee equal to 1/32 of 1% of such Registrant's average invested assets, with such fee being no less than $10,000
annually for each series of  CMOs.    There were no such fees in 1993 due to a
change in the Management Agreement. Pursuant to agreements with Wilmington Trust Company as owner-trustee of the Trust and the CCFBT, CAMC manages the Trust and the CCFBT. CAMC receives no additional fee under the agreement with respect to the Trust and receives an annual fee of $1,000 under the agreement with respect to the CCFBT.

The Company has entered into servicing agreements appointing CFC as servicer of two series of CMOs that are collateralized by pools of whole mortgage loans.
CFC receives an annual servicing fee of up to .32% of the aggregate unpaid balance of such whole mortgage loans. These servicing fees are deducted from interest payments on the mortgage loans prior to their remittance to the trustee for the holders of the CMOs secured thereby.

The Registrant's remaining activities consist solely of reporting activities required by the Indentures and routine corporate administration.

The Registrant has no salaried employees. All accounting and managerial services are provided by the Parent.

Competition
- -----------

In issuing the CMOs, the Registrant competes with thrifts, banks, mortgage bankers, insurance companies, other lenders, mutual funds, investment bankers, the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, many of which have greater financial resources than the Registrant. Additionally, the CMOs face competition from other investment opportunities available to prospective investors.

ITEM 2.   PROPERTIES
- -------   ----------

The Registrant does not own any real property for use in connection with its operations. The executive and administrative offices of the Registrant and CMI are located at 35 North Lake Avenue, Pasadena, California 91101-1857, telephone
(800) 669-2300.


ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

Not required pursuant to General Instruction J(2)(c) of Form 10-K.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
- -------   -------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

All 1,000 shares of the Registrant's common stock are owned by CMI. There is no established public trading market for these securities. Because the Registrant is a qualified REIT subsidiary, it is required, in effect, to distribute annually at least 95% of its otherwise taxable income, subject to certain adjustments, to the sole owner of its common stock, CMI.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

The financial data presented below should be read in conjunction with the Financial Statements and related notes set forth in Item 8.

(DOLLAR AMOUNT IN THOUSANDS)
DECEMBER 31,                    1993         1992        1991         1990         1989
                              ---------    ---------   ---------    ---------   ----------
Selected Statements of
Earnings Data For The
Year Ended
      Interest Income          $ 31,657    $ 64,737    $   99,038   $  111,849   $  125,616
      Net (Loss) Earnings       ($5,107)    ($8,185)   $    2,459   $    5,231   $    6,777

Selected Balance Sheet
 Data At Year End
       Total Assets            $285,399    $586,476    $1,025,932   $1,194,749   $1,318,404
       CMOs                    $223,627    $514,618    $  933,065   $1,100,066   $1,222,727

- --------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

GENERAL
- -------

The Company's principal source of earnings is net interest income generated from its investments. Investments that collateralize CMOs are fixed interest rate mortgage loans and mortgage-backed securities. The amount of net interest earned on these investments financed by CMOs is directly related to the rate of principal repayments (including prepayments) of the related mortgage loans.

When interest rates decline (as they did in 1992 and 1993), prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these unanticipated prepayments is ultimately used by the Company to repay the CMOs.

Several factors cause the net yield to the Company to decline from the yield that would have been realized if the mortgage loans had not been prepaid. These are discussed below.

A time lag of from 24 to 45 days exists from the date the underlying mortgage is prepaid to the date the Company actually receives the cash related to the prepayment. During this interim period, the Company does not earn interest income on the portion of the mortgage loans or mortgage-backed security that has been prepaid. The prepayment, as well as scheduled principal and interest, is deposited in a guaranteed investment contract ("GIC"), as required by certain of the indentures relating to the CMOs, pending the next bond payment date. The GIC earns interest at a substantially lower rate than the mortgage loans and mortgage-backed securities.

The amount of the prepayment is ultimately (after a period ranging from approximately 5 to 65 days) used to repay the CMOs. The class of each series of CMOs with the shortest maturity receives all principal payments until it is repaid in full. After the first class is fully retired, the second class will receive all principal payments until retired and so forth. The CMOs were structured with the shortest maturity class generally having the lowest interest rate and with interest rates increasing as the maturity of the class increases. Therefore, prepayments are generally applied to the bond class with the lowest interest rate. This has the effect of repaying CMOs with relatively low interest rates and of increasing the weighted average interest rate of the remaining outstanding bonds payable.

As prepayments occur, therefore, mortgage loans and mortgage-backed securities which may have relatively high interest rates are reduced and the proceeds are used to repay CMOs with relatively low interest rates. This decreases the interest rate spread earned from investments financed by CMOs in future periods. On the other hand, if interest rates increase (as occurred in certain prior years), prepayments on the underlying mortgage loans tend to decrease. This has the effect of lengthening the time (toward the contractual due dates) in which the Company realizes favorable interest spreads.

The Company has incurred certain costs in connection with acquiring its portfolio of fixed-rate mortgage loans and mortgage-backed securities and issuing its CMOs. These items, mortgage loan premium, bond issuance costs and original issue discount, are amortized over the period of repayment of the related asset or liability. As unanticipated prepayments increase, the rate of amortization of these costs increases. This has the effect of decreasing the interest yield from originally anticipated levels. In an increasing interest rate environment, however, the likely decline in prepayment rates tends to maximize the period over which the mortgage loan premium, deferred bond issuance costs and original issue discount are amortized.

RESULTS OF OPERATIONS 1993 COMPARED TO 1992
- -------------------------------------------

The Company's net loss for 1993 was $5.1 million compared to a net loss of $8.2 million for 1992. The Company's primary source of revenue is interest income from the Company's Collateral for CMOs. Interest income totaled $31.7 million for 1993 versus $64.7 million for 1992. This 51% decrease in interest income resulted primarily from the principal repayments (including prepayments) of the Company's Collateral for CMOs, which reduced the average outstanding principal balance from $698.2 million for 1992 to $360.6 million for 1993, combined with a decrease in the effective yield earned on the collateral from 9.27% in 1992 to 8.78% in 1993.

The Company incurred interest expense of $37.3 million with respect to CMOs outstanding for 1993, representing a 49% decrease from the $73.5 million of interest expense for 1992. This decrease was primarily due to a decrease in outstanding CMOs from December 31, 1992, partially offset by an increase in the weighted average cost of CMOs from 10.01% in 1992 to 11.05% in 1993. The average outstanding principal balance of CMOs was $338.1 million for 1993 compared to $734.4 million for 1992.

General and administrative expenses declined to $334,000 from $403,000 for 1993 and 1992, respectively. This decline is attributable to lower legal and professional fees in the administration of the CMOs. Management fees for 1992 were $227,000. There were no such fees in 1993 due to a change in the Management Agreement.

RESULTS OF OPERATIONS 1992 COMPARED TO 1991
- -------------------------------------------

The Company's net loss for 1992 was $8.2 million, compared to net earnings of $2.5 million for 1991. Interest income totaled $64.7 million for 1992 versus $99.0 million for 1991. This decrease in interest income resulted primarily from the principal repayments (including prepayments) of the Company's Collateral for CMOs which reduced the average outstanding principal balance from $1.0 billion for 1991 to $698.2 million for 1992, combined with a decrease in the effective yield earned on the collateral from 9.56% in 1991 to 9.27% in 1992.

The Company incurred interest expense of $73.5 million with respect to CMOs outstanding for 1992, representing a 23% decrease from the $95.8 million of interest expense for 1991. This decrease was due to a decrease in outstanding CMOs, partially offset by an increase in the weighted average interest rate on the CMOs from 9.37% in 1991 to 10.01% in 1992. The average outstanding principal balance of CMOs was $734.4 million for 1992 compared to $1.0 billion for 1991.

General and administrative expenses declined to $403,000 from $417,000 for 1992 and 1991, respectively. This decline is attributable to lower legal and professional fees in the administration of the CMOs. Management fees for 1992 declined to $227,000 from $323,000 for 1991. This decrease resulted principally from the decrease in average invested assets pledged to secure CMOs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's source of funds for repayment of the CMOs are the payments of interest and principal on the mortgage loans and mortgage-backed securities securing the CMOs and income from reinvestment thereof. Management believes that the Company will have sufficient liquidity and capital resources to pay principal and interest on the CMOs as they become due and all other anticipated expenses of the Company.

INFLATION
- ---------

Inflation affects the Company to the extent that it influences interest rates. Interest rates generally will tend to increase during periods of high inflation. High levels of interest rates generally will tend to decrease the rate at which existing investments in mortgage loans prepay. A decrease in the rate of prepayments may lengthen the estimated average life of CMOs resulting in a higher positive net spread between the yield on the investments in mortgage loans pledged to secure the CMOs and the interest cost of the respective CMOs for a longer period of time than originally anticipated.

PROSPECTIVE TRENDS
- ------------------

During 1993, lower long-term interest rates resulted in a high rate of mortgage refinancings. As discussed above, this adversely affects the Company's financial results. Sustained high levels of refinancings and the resulting prepayments could continue to adversely affect the Company's earnings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The information called for by this Item 8 is hereby incorporated by reference to the Registrant's Financial Statements beginning at page F-1 of this Form 10-K.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------  ----------------------------------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

Not required pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

Not required pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
- --------  -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

Not required pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

Not required pursuant to General Instruction J(2)(c) of Form 10-K.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
- --------  ----------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

(a) (1) and (2):  Financial Statements and  Schedules:

The information called for by these sections of Item 14 is set forth in the Index to Financial Statements beginning at page F-2 of this Form 10-K.

(a) (3) and (c):  Exhibits

The information called for by these sections of Item 14 is set forth beginning at page E-1 of this Form 10-K.

(b):  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 30, 1994.


                                COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.



                                  BY:    STANFORD L. KURLAND
                                     -----------------------------------
                                         Stanford L. Kurland
                                         Director


                                  BY:   GERALD L. BAKER
                                     -----------------------------------
                                         Gerald L. Baker
                                         Director

                                  BY:   MARSHALL M. GATES
                                     -----------------------------------
                                         Marshall M. Gates
                                         Director


                                  BY:    MICHAEL W. PERRY
                                     -----------------------------------
                                         Michael W. Perry
                                         Chief Executive Officer
                                  (Principal Financial and Accounting Officer)

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                        DECEMBER 31, 1993, 1992 AND 1991

                   COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991




                                                        Page
                                                        ----
Report of Independent Certified Public Accountants      F-3

Consolidated Financial Statements

 Balance Sheets                                         F-4

 Statements of Earnings                                 F-5

 Statement of Shareholder's Equity                      F-6

 Statements of Cash Flows                               F-7

 Notes to Financial Statements                          F-8

 Schedule XII - Mortgage Loans on Real Estate           F-12

All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Countrywide Mortgage Investments, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Mortgage Obligations III, Inc. (a wholly owned subsidiary of Countrywide Mortgage Investments, Inc.) as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Mortgage Obligations III, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

We have also audited Schedule XII of Countrywide Mortgage Obligations III, Inc. as of December 31, 1993. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON

Los Angeles, California
February 28, 1994

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
     (A WHOLLY OWNED SUBSIDIARY Of COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           December 31,
                                                  ----------------------------
                                                     1993               1992
                                                   ---------        ----------
ASSETS
Guaranteed Investment Contracts                      $18,647           $39,761
Collateral for CMOs                                  230,123           509,767
Accrued interest receivable                            3,401             6,545
Deferred bond issuance costs                           2,685             3,717
Due from affiliate                                    30,490            26,635
Other assets                                              53                51
                                                   ---------         ---------
                                                    $285,399          $586,476
                                                   =========         =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Collateralized Mortgage Obligations                 $223,627          $514,618
Accrued interest payable                               2,479             5,443
Accounts payable and accrued liabilities                  73                92
                                                   ---------         --------
    Total liabilities                                226,179           520,153

Commitments and contingencies                          -                 -
Shareholder's equity
  Common stock-authorized, issued and outstanding,
    1000 shares of $.01 par value                      -                 -
  Additional paid-in capital                          83,311            83,311
  Cumulative earnings                                 19,927            25,034
  Cumulative distribution to shareholder             (44,018)          (42,022)
                                                    --------          --------
    Total  shareholder's equtiy                       59,220            66,323
                                                    --------          --------
                                                    $285,399          $586,476
                                                    ========          ========

       The accompanying notes are an integral part of these statements.

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
     (A WHOLLY OWNED SUBSIDIARY OF COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                          Years ended December 31,
                                  -----------------------------------------
                                    1993             1992            1991
                                  --------         ---------       --------
Revenues

 Interest income                   $31,657          $64,737        $99,038
 Interest expense                   37,347           73,492         95,839
                                  --------          --------       -------


   Net interest (expense) income    (5,690)          (8,755)         3,199
                                  --------          --------       -------


Gain on sale of securities              917            1,200          -

Expenses

 General and administrative             334              403           417
 Management fees to affiliate          -                 227           323
                                   --------         --------       -------

   Total expenses                       334              630           740
                                   --------         --------       -------


Net (loss) earnings                ($5,107)         ($8,185)       $ 2,459
                                   ========         ========       =======

       The accompanying notes are an integral part of these statements.

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
     (A WHOLLY OWNED SUBSIDIARY OF COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    Additional                    Cumulative
                                             Number  of   Common      Paid-in     Cumulative    Distribution to
Three years ended December 31, 1993           Shares      Stock       Capital      Earnings       Shareholder     Total
                                             ---------   --------   ----------    ----------    --------------  ---------
Balance at December 31, 1990                    1,000    $      -     $83,311      $30,760         ($30,760)     $83,311
Net earnings for the year                          -            -           -        2,459              -          2,459
Cash dividends paid - $2,459 per share             -            -           -            -           (2,459)      (2,459)
                                              --------   ---------   ---------     --------      ----------      -------
Balance at December 31, 1991                    1,000           -      83,311       33,219          (33,219)      83,311
Net loss for the year                              -            -           -       (8,185)             -         (8,185)
Cash dividends paid - $8,803 per share             -            -                      -             (8,803)      (8,803)
                                             ---------   ---------   ---------     --------       ----------     --------

Balance at December 31, 1992                    1,000          -       83,311       25,034          (42,022)      66,323
Net loss for the year                              -           -          -         (5,107)             -         (5,107)
Cash dividends paid - $1,996 per share             -           -          -            -             (1,996)      (1,996)
                                             ---------  ---------     ---------    ---------      ---------      --------
Balance at December 31, 1993                    1,000   $      -      $83,311       $19,927        ($44,018)     $59,220
                                             =========  =========     =========    =========      =========      ========

        The accompanying notes are an integral part of this statement.

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
     (A WHOLLY OWNED SUBSIDIARY OF COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                Years ended December 31
                                                   ------------------------------------------------
                                                      1993               1992              1991
                                                   -----------        ----------        -----------
Cash flows from operating activities:
 Net (loss) earnings                                  ($5,107)          ($8,185)          $  2,459
 Adjustments to reconcile net (loss) earnings
  to net cash (used in) operating activities:
  Amortization                                          6,985            10,315              4,859
  Gain on sale of securities                             (917)           (1,200)                 -
  Increase in other assets and liabilities             (3,740)          (20,653)           (23,217)
                                                   -----------        ----------        -----------
   Net cash (used in) operating activities             (2,779)          (19,723)           (15,899)

Cash flows from investing activities:
 Principal payments on collateral                     242,808           457,276            190,965
 Proceeds from sale of collateral for CMOs, net         2,640             6,090                  -
                                                   -----------        ----------        -----------
   Net cash  provided by investing activities         245,448           463,366            190,965

Cash flows from financing activities:
 Principal payments on securities                    (261,787)         (421,463)          (167,372)
 Cash dividends paid                                   (1,996)           (8,803)            (2,459)
                                                   -----------        ----------        -----------
   Net cash used in financing activities             (263,783)          (430,266)         (169,831)
                                                   -----------        ----------        -----------
   Net increase in cash                               (21,114)           13,377              5,235
  GICs at beginning of period                          39,761            26,384             21,149
  GICs at end of period                            -----------        ----------        -----------
                                                      $18,647           $39,761            $26,384
                                                   ===========        ==========        ===========
  Supplemental cash flow information:
   Cash paid for interest                             $25,895           $64,431            $96,285
                                                   ===========        ==========        ===========

       The accompanying notes are an integral part of these statements.

                   COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. BASIS OF PRESENTATION
   ---------------------

   Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

2. INCOME TAXES
   ------------

   The Company is a qualified real estate investment trust subsidiary ("QRS") of Countrywide Mortgage Investments, Inc. (the "Parent") which operates as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. As a QRS, the Company is not treated as a separate corporation for income tax purposes and all assets, liabilities and items of income, deductions and credits of the Company are treated as such items of the REIT. Accordingly, no provision for income taxes on the net earnings of the Company has been made in the accompanying financial statements.

   If in any tax year the Company fails to continue to qualify as a QRS, then the Parent would be disqualified as a REIT and, therefore, the Parent would be subject to income taxes on its and the Company's earnings.

3. COLLATERAL FOR CMOS
   -------------------

   Collateral for CMOs consist of mortgage loans and mortgage-backed securities and is carried at the outstanding principal balances net of unamortized purchase discounts or premiums.

4. COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS) AND DEFERRED BOND ISSUANCE COSTS
   ---------------------------------------------------------------------------

   Collateralized mortgage obligations are carried at their outstanding principal balances net of unamortized original issue discounts or premiums. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using the straight-line method with effect given to principal reductions.

5. REVENUE RECOGNITION
   -------------------

   Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectable. Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions. CMO discounts or premiums are amortized to interest expense using the interest method with effect given to principal reductions.

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 1993, 1992 AND 1991


6. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments.

   Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. In addition, early redemption of a CMO series is restricted by the respective indenture. Accordingly, due to the nature of Collateral for CMOs and CMOs, such market values are not disclosed. As a REIT, the Company's ability to sell these assets for gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

   Fair values of guaranteed investment contracts ("GICs"), accrued interest receivable, deferred bond issuance costs, due from affiliate, other assets, accrued interest payable and accounts payable and accrued liabilities are not separately disclosed as such values approximate carrying amounts because of the nature of the underlying asset of liability.

NOTE B - COLLATERAL FOR CMOS

Collateral for CMOs consists of fixed-rate mortgage loans secured by first liens (enforceable through foreclosure proceedings) on one-to-four family residential real estate and mortgage-backed securities.

All principal and interest on the collateral is remitted to a trustee, and together with any reinvestment income earned thereon, is available for payment on the CMOs. Generally, any default of a mortgage loan which is the basis for a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer. Furthermore, the Company's mortgage-backed securities are guaranteed as to the repayment of principal and interest of the underlying mortgages by the Federal Home Loan Mortgage Corporation. The maximum amount of credit risk related to the Company's Collateral is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

Collateral for CMOs is summarized as follows:

                                        DECEMBER 31,
                                   --------------------------
                                      1993            1992
                                   ---------      -----------
                                 (Dollar amounts in thousands)

Mortgage loans                       $  9,217        $ 29,056
Mortgage-backed securities            217,856         473,907
                                     --------        --------
                                      227,073         502,963
Unamortized premiums, net               3,050           6,804
                                     --------        --------
Collateral for CMOs                  $230,123        $509,767
                                     ========        ========

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 14 series of CMOs at December 31, 1993. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date the Company actually receives the cash related to the prepayment. During this interim period, the Company does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid. The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 9.71% at December 31, 1993.

NOTE C - COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities or residual cash flows from such loans or securities. As required by the Indentures relating to the CMOs, the pledged collateral is in the custody of a trustee. The trustee also holds investments in GICs amounting to $18.6 million and $39.8 million as of December 31, 1993 and 1992, respectively, as additional collateral which is legally restricted to use in
servicing the CMOs.   The trustee collects principal and interest payments on
the underlying collateral, reinvests such amounts in the GICs and makes corresponding principal and interest payments on the CMOs to the bondholders. The separate assets of the Company, included in the consolidated financial statements of the Parent, substantially all of which collateralize the CMOs, are generally not available for the satisfaction of the creditors of the Parent. In addition, the contributed capital of the Company which amounted to $83.3 million at December 31, 1993, is generally not available for transfer in the form of cash dividends, loans or advances.

In general, each series of CMOs consists of various classes which are retired in order of maturity with the shortest maturity class receiving all principal
payments until it is paid in full.   After the first class is fully retired, the
second class will receive principal until retired and so forth. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

Interest is payable quarterly for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 9.22% at December 31, 1993.

CMOs are summarized as follows:

                                                   December 31,
                                               1993            1992
                                          -------------    ------------
                                          (Dollar amounts in thousands)
Collateralized mortgage obligations        $    230,371   $    524,447
Unamortized discounts, net                       (6,744)        (9,829)
                                           ------------   ------------
Collateralized mortgage obligations, net   $    223,627   $    514,618
                                           ============   ============
Range of weighted average interest          8.72%-11.00%   8.63%-10.96%
 rates, by series
Range of stated maturities                    1998-2017      1998-2017
Number of series                                     14             16

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
                         (A WHOLLY OWNED SUBSIDIARY OF
                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

During 1993, the Company redeemed two series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and the Company recognized a gain of $917,000.

NOTE D - RELATED PARTY TRANSACTIONS

The Parent has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Parent on various facets of its business and manage its operations, subject to supervision by the Parent's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Parent as the Manager deems necessary.

For performing these services in 1992, the Manager received a management fee equal to 1/32 of 1% of such average invested assets, with such fee being no less than $10,000 annually for each series of CMOs, except the CCFBT, for which the annual fee is $1,000. In 1992, the Manager earned management fees from the Company totaling $227,000. There were no such fees in 1993 due to a change in the Management Agreement. The Management Agreement is renewable annually and expires May 15, 1994.

The Company has entered into servicing agreements appointing CFC as servicer of two series of CMOs that are collateralized by pools of whole mortgage loans. CFC is entitled under each agreement to an annual fee up to .32% of the aggregate unpaid principal balance of the pledged mortgage loans. Net servicing fees paid to CFC under such agreements were $61,000, $181,000 and $318,000 for 1993, 1992 and 1991, respectively.

The Manager and CFC are wholly owned subsidiaries of Countrywide Credit Industries, Inc., a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange.

In connection with the issuance in 1990 of bonds secured by residual cash flows from Collateral for CMOs (the cash flow bonds), the Company received the proceeds of $22.9 million and loaned such amount to the Parent. For each year, the Company earned interest of $2.4 million on this receivable. The principal and interest receivable totaling $30.5 at December 31, 1993 is included in due from affiliate in the accompanying consolidated balance sheet.

                  COUNTRYWIDE MORTGAGE OBLIGATIONS III, INC.
     (A WHOLLY OWNED SUBSIDIARY OF COUNTRYWIDE MORTGAGE INVESTMENTS, INC.)

                 SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                         (DOLLAR AMOUNTS IN THOUSANDS)

                            December 31, 1993

          Column A                 Column B         Column C        Column D         Column E           Column F
- ----------------------------     ------------    --------------   -------------    ------------     ----------------
                                                                    Principal
                                                                      Amount
                                                                    of Loans
                                                  (1)(2)(3)(6)     Subject to      Amount of
Range of           Number                           Carrying       Delinquent       Mortgage
Carrying Amount      of            Prior            Amount of       Principal        Being             Range of
of Mortgage        Loans           Liens            Mortgages     or Interest     Foreclosed(5)    Interest Rates(4)
- ---------------------------      ------------    --------------   -------------   -------------    -----------------
 50-100                   2            $0              $187              $0               $0           9.750-10.125
101-150                  15             0             1,969             143                0          10.013-10.750
151-200                  23             0             3,926           1,630              159          10.086-11.000
201 - 250                 8             0             1,796             447                0           9.875-11.000
251 - 300                 5             0             1,339             520                0          10.273-10.625
                  ---------      ------------    --------------    ------------    ------------
                         53            $0             9,217          $2,740             $159
                  =========      ============                      ============    ============

Premium                                                  60
                                                  -------------
                                                     $9,277
                                                  =============

- ----------------
(1) All mortgage loans are fixed-rate, conventional mortgage loans secured by single (one-to-four) family residential properties.

(2) Information with respect to the geographic breakdown of first mortgages on single-family residential housing as of December 31, 1993 is as follows:
    California 49% with no other state comprising more than 14%.

(3) The aggregate cost for federal income tax purposes is $9,277.

(4) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.

(5) Generally, any default of a mortgage loan which is the basis of a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer.

(6) Balance at beginning of period                $29,056
            Additions during period                    -
                                                  -------
                                                   29,056
             Deductions during period:
                Collections of principal           19,839
                                                  -------
       Balance at close of period                  $9,217
                                                  =======

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 No.                                 Description
 ----                                ------------
2.1*  Agreement of Merger, dated as of September 11, 1987, between Countrywide
      Mortgage Obligations, Inc. ("CMO") and Countrywide Mortgage Obligations
      III, Inc. (the "Registrant") (incorporated by reference to Exhibit 2 of the Registrant's Report on Form 8-K filed with the Securities and Exchange
      Commission (the "SEC") on October 9, 1987.

3.1* Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on March 26, 1987.

3.2*  Bylaws of the Registrant.

4.1*  Indenture (the "Indenture"), dated as of December 1, 1985, between CMO and
      Bankers Trust Company, as Trustee ("BTC") (incorporated by reference to
      Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on January 24,
      1986).

4.2*  Series A Supplement, dated as of December 1, 1985, to the Indenture
      (incorporated by reference to Exhibit 4.2 to CMO's Report on Form 8-K filed with the SEC on January 24, 1986).

4.3*  Series B Supplement, dated as of February 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on March 31, 1986).

4.4*  Series C Supplement, dated as of April 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.4 to CMO's Amendment No. 1 to Form
      S-11 Registration Statement (No. 33-3274) filed with the SEC on May 13,
      1986).

4.5*  Series D Supplement, dated as of May 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on July 28, 1986).

4.6*  Series E Supplement, dated as of June 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on August 1, 1986).

4.7*  Series F Supplement, dated as of August 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on August 14, 1986).

4.8*  Series G Supplement, dated as of August 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.8 to CMO's Form S-11 Registration
      Statement (No. 33-8705) filed with the SEC on September 12, 1986).

4.9*  Series H Supplement, dated as of September 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on October 7, 1986).

4.10* Series I Supplement, dated as of October 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.11 to CMO's Amendment No. 1 to
      Form S-11 Registration Statement (No. 33-8705) filed with the SEC on
      October 27, 1986).

4.11* Series J Supplement, dated as of October 15, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on November 12, 1986).

4.12* Series K Supplement, dated as of December 1, 1986, to the Indenture
      (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on March 16, 1987).

4.13* Series L Supplement, dated as of December 1,1986, to the Indenture
      (incorporated by reference to Exhibit 4.2 to CMO's Report on Form 8-K filed with the SEC on March 16, 1987).

4.14* Series M Supplement, dated as of January 1, 1987, to the Indenture
      (incorporated by reference to Exhibit 4.3 to CMO's Report on Form 8-K filed with the SEC on March 16, 1987).

4.15* Indenture (the "SPNB Indenture"), dated as of December 1, 1986, between
      CMO and Security Pacific National Bank, as Trustee ("SPNB") (incorporated by reference to Exhibit 4.1 to CMO's Report on Form 8-K filed with the SEC on January 9, 1987).

4.16* Series W-1 Supplement, dated as of December 1, 1986, to the SPNB Indenture
      (incorporated by reference to Exhibit 4.2 to CMO's Report on Form 8-K filed with the SEC on January 9,1987). 4.17* Series N Supplement, dated as of February 1, 1987, to the SPNB Indenture March 16, 1987). 4.18*
      Indenture, dated as of February 1, 1987, between Countrywide Mortgage
      Trust 1987-I (the "1987-I Trust") and SPNB (incorporated by reference to
      Exhibit 4.18 to Countrywide Mortgage Investments, Inc.'s ("CMI") Annual
      Report on Form 10-K filed with the SEC on March 31, 1987).

4.19* Indenture Supplement, dated as of September 1, 1987, between the
      Registrant, CMO and BTC (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed with the SEC on October 9, 1987).

4.20* Indenture Supplement, dated as of September 1, 1987, between the registrant, CMO and SPNB (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 8-K filed with the SEC on October 9, 1987).

4.21* Indenture, dated as of November 20, 1990, between Countrywide Cash Flow
      Bond Trust ("CCFBT") and BTC (incorporated by reference to Exhibit 4.22 to
      CMI's Annual Report on Form 10-K filed with the SEC on March 28, 1991).

10.1* 1991 Amended and Extended Management Agreement, dated as of May 15, 1991, between CMI and Countrywide Asset Management Corporation (the "Manager")
      (incorporated by reference to Exhibit 10.1 to CMI's Annual Report on Form
      10-K filed with the SEC on March 5, 1992).

10.2* Servicing Agreement, dated as of November 15, 1986, among CMO, Countrywide
      Funding Corporation ("CFC") and SPNB (incorporated by reference to CMO's
      Report on Form 8-K filed with the SEC on January 9, 1987).

10.3* Transfer Agreement, dated as of May 1, 1987, among CMI, Countrywide
      Mortgage Obligations II, Inc. and the Registrant (incorporated by reference to Exhibit 10.12 to CMI's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1987).

10.4* Management Agreement, dated as of February 1, 1987, between Wilmington
      Trust Company, as Owner Trustee of the 1987-I Trust, and the Manager
      (incorporated by reference to Exhibit 10.17 to CMI's Annual Report on Form
      10-K filed with the SEC on March 31, 1987).

10.5* Servicing Agreement, dated as of February 1, 1987, among the 1987-I Trust,
      SPNB and CFC (incorporated by reference to Exhibit 10.18 to CMI's Annual report on Form 10-K filed with the SEC on March 31, 1987).

10.6* Trust Agreement , dated as of November 20, 1990, between the Registrant and Wilmington Trust Company relating to the CCFBT (incorporated by reference to Exhibit 10.31 to CMI's Annual Report on Form 10-K filed with the SEC on March 28, 1991.)

10.7* Management Agreement, dated as of November 20, 1990, between CCFBT and the
      Manager (incorporated by reference to Exhibit 10.33 to CMI's Annual Report on Form 10-K filed with the SEC on March 28, 1991).

10.8* Amendment, dated as of November 21, 1990, to the 1990 Amended and Extended
      Management Agreement between CMI and the Manager (incorporated by reference to Exhibit 10.34 to CMI's Annual Report on Form 10-K filed with the SEC on March 28, 1991).

10.9* Assignment Agreement, dated as of November 21, 1990, between the
      Registrant and CCFBT (incorporated by reference to Exhibit 10.35 to CMI's
      Annual Report on Form 10-K filed with the SEC on March 28, 1991).

___________
* Incorporated by reference herein.